Form 10QSB
period 2006-09-30
Queen 1, Inc.
filed 2006-12-22
CIK 1373763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER __________________

Queen 1, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5159850
(State of Incorporation)	(IRS Employer Identification No.)

468 Queen Street East, Suite 202, Toronto, Ontario M5A 1T7
(Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code: (416) 500-3282)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of September 30, 2006, there were 300,000 shares of registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format
(Check one): Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending June 30, 2007. The financial statements are presented on the accrual basis.

Queen 1, Inc. (A Development Stage Enterprise) September 30, 2006

Table of Contents

Page
Financial Statements

Balance Sheet	2

Statement of Earnings and Deficit	3

Statement of Cash Flows	4

Statement of Stockholders’ Deficiency	5

Notes to Financial Statements	6-9

QUEEN 1, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AS AT SEPTEMBER 30, 2006
(Unaudited)

ASSETS

CASH	$51
INCORPORATION COSTS	884

$935

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

DUE TO SHAREHOLDER	$8,735

SHARE CAPITAL (note 4)
Common stock
100,000,000 shares authorized
300,000 shares issued and outstanding	300
Deficit	(8,100)
(7,800)

$935

APPROVED BY THE BOARD

_______________________

_______________________

QUEEN 1, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF EARNINGS AND DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

	For the three	Accumulated
	months ended	during the
	September 30, 2006	development stage

REVENUE	-	-

OPERATING EXPENSES
Bank charges	$98	$98
Travel and promotion	105	105
Professional fees	7,897	7,897
	$8,100	$8,100

NET LOSS	$(8,100)	$(8,100)

DEFICIT AT BEGINNING OF PERIOD	-	-

DEFICIT AT END OF PERIOD	$(8,100)	$(8,100)

BASIC EARNINGS PER SHARE
Weighted average shares outstanding	300,000	300,000

Net loss per share basic and diluted	$(0.027)	$(0.027)

There are no issued securities considered to be dilutive as at September 30, 2006

The accompanying notes are an integral part of these financial statements.

QUEEN 1, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

	For the three	Accumulated
	months ended	during the
	September 30, 2006	development stage

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,100)	$(8,100)
Net cash used in operating activities	(8,100)	(8,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Incorporation costs	884	884
	884	884

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of shares	-	300
Proceeds from shareholder loans	8,735	8,735
Net cash provided by financing activities	8,735	9,035

NET INCREASE IN CASH AND CASH EQUIVALENTS	(249)	51

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	300	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51	$51

The accompanying notes are an integral part of these financial statements.

QUEEN 1, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

	Share Capital		Accumulated
	Shares	Amount	Deficit	Total

Shares issued on incorporation	300,000	$300		$300

Net loss for the period ended June 30, 2006			-	-

Net loss for the period ended Sept. 30, 2006			$(8,100)	$(8,100)

Balance September 30, 2006	300,000	$300	$(8,100)	$(7,800)

The accompanying notes are an integral part of these financial statements

QUEEN 1, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Queen 1, Inc. was incorporated under the laws of the state of Nevada on June 29, 2006. The company is considered a development stage enterprise and is in the process of raising capital with the purpose of engaging in a merger or acquisition.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting policies and procedures are listed below. The company has adopted a December 31 fiscal year end.

Accounting Basis

The Company has not earned any revenue from limited principal operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”). Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

We have prepared the financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of September 30, 2006 the company had no cash or cash equivalent balances in excess of the federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

Earnings per Share

The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted.

The Company has not issued any options or warrants or similar securities since inception.

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees”, and related Interpretations including "Financial Accounting Standards Board Interpretations No. 44, Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25. At September 30, 2006 the Company has not formed a Stock Option Plan and has not issued any options.

Dividends

The Company has not yet adopted any policy regarding the payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill

Goodwill is created when we acquire a business. It is calculated by deducting the fair value of the net assets acquired from the consideration given and represents the value of factors that contribute to greater earning power, such as a good reputation, customer loyalty or intellectual capital.

We assess goodwill of individual subsidiaries for impairment in the fourth quarter of every year, and when circumstances indicate that goodwill might be impaired.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Revenue Recognition

Revenue for services provided is recognized over the period to which the service contract relates.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has no items of comprehensive income to report.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently issued but not yet adopted accounting standards will have a material effect on the Company's results of operations or on the reported amounts of its assets and liabilities upon adoption.

NOTE 4. STOCKHOLDERS’ EQUITY

Common Stock:

On incorporation June 29, 2006 the Company issued 300,000 shares of its common stock for $ 300 and credited share capital for $ 300.

NOTE 5. PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage, and the Company has generated no income since inception.

CERTIFICATION

I, xxxxxx hereby certify that I have prepared the accompanying unaudited financial statements and notes hereto, and that these financial statements and accompanying notes present fairly, in all material respects, the financial position of the issuer and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America, consistently applied.

___________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

The Registrant is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation

The Company did not have any operating income from inception (June 29, 2006) through September 30, 2006, the registrant recognized a net loss of $8,100.
Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

The Company and or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely way. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report.

Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely way of alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)    Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5. Other Information

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: December 22, 2006	Queen 1, Inc.

/s/ Julius Csurgo
Julius Csurgo
Chief Executive Officer and
Chief Financial Officer and
Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.